Form 10-Q
period 1998-03-31
PRIME RETAIL LP
filed 1998-06-25
CIK 1059798

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From to
                             ----------- -----------

             Commission file number                 333-50139
                                           ----------------------

                               PRIME RETAIL, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            52-1844882
------------------------------------          ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


               100 East Pratt Street
               Nineteenth Floor
               Baltimore, Maryland                            21202
-----------------------------------------          -----------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (410) 234-0782
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ----            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of June 22, 1998, the issuer had outstanding 53,929,494, Common Units.

                               Prime Retail, L.P.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 1998 and December 31,1997     1

     Consolidated Statements of Operations for the three months ended
     March 31, 1998 and 1997                                                   2

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1998 and 1997                                                   3

     Notes to the Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 7


PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings                                                    18
Item 2.  Changes in Securities                                                18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits or Reports on Form 8-K                                      18

Signatures                                                                    19

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

                               Prime Retail, L.P.
                           Consolidated Balance Sheets
                     (in thousands, except unit information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                           March 31, 1998       December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
      Land                                                                       $  66,277             $   66,277
      Buildings and improvements                                                   781,583                779,191
      Property under development                                                    76,403                 53,139
      Furniture and equipment                                                        6,101                  5,911
                                                                                  ---------               -------
                                                                                   930,364                904,518
      Accumulated depreciation                                                     (89,425)               (82,016)
                                                                                  ---------               -------
                                                                                   840,939                822,502
Cash and cash equivalents                                                              126                  6,277
Restricted cash                                                                     27,936                 41,736
Accounts receivable, net                                                             9,328                  9,745
Deferred charges, net                                                               13,670                 16,206
Due from affiliates, net                                                            11,010                  9,982
Investment in partnerships                                                           3,921                  3,278
Other assets                                                                         3,081                  2,108
                                                                                  ---------               -------
              Total assets                                                        $910,011               $911,834
                                                                                  =========               =======

Liabilities, Minority Interests, Redeemable Equity
    and Partners' Capital (Deficit)
Bonds payable                                                                    $  32,900               $132,900
Notes payable                                                                      492,874                482,365
Accrued interest payable                                                             3,884                  3,767
Real estate taxes payable                                                            5,996                  4,639
Construction costs payable                                                           5,958                  5,849
Accrued distributions payable                                                       14,942                      -
Accounts payable and other liabilities                                              11,710                 19,022
                                                                                 ---------                -------
       Total liabilities                                                           568,264                548,542

Minority interests                                                                   3,878                  3,911

Redeemable equity:
       Series A Senior Cumulative Preferred Units,
         2,300,000 units issued and outstanding                                     59,216                 60,525
       Series B Cumulative Participating Convertible Preferred Units,
         2,981,800 units issued and outstanding                                     77,751                 78,949
       Series C Cumulative Participating Convertible Redeemable
         Preferred Units, 4,363,636 units issued and outstanding                    59,432                 60,000
                                                                                 ---------                -------
     Total redeemable equity                                                       196,399                199,474
                                                                                 ---------                -------
Partners' capital (deficit):
       General partner                                                             252,050                269,239
       Limited partners                                                           (110,580)              (109,332)
                                                                                 ---------               --------
     Total  partners' capital (deficit)                                            141,470                159,907
                                                                                 ---------               --------
     Total liabilities, minority interests, redeemable equity and
         partners' capital (deficit)                                              $910,011               $911,834
                                                                                 =========               ========
====================================================================================================================================

See accompanying notes to financial statements.


                               Prime Retail, L.P.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)


------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                             $ 23,104                   $18,066
Percentage rents                                                                            865                       669
Tenant reimbursements                                                                    10,743                     8,949
Interest and other                                                                        2,704                     2,478
                                                                                       --------                    ------
    Total revenues                                                                       37,416                    30,162
Expenses
Property operating                                                                        8,353                     6,633
Real estate taxes                                                                         2,856                     2,390
Depreciation and amortization                                                             7,791                     6,326
Corporate general and administrative                                                      1,423                     1,114
Interest                                                                                  8,374                     9,169
Other charges                                                                               582                       799
                                                                                       --------                    ------
    Total expenses                                                                       29,379                    26,431
                                                                                       --------                    ------
Income before minority interests                                                          8,037                     3,731
Income allocated to minority interests                                                       47                        30
                                                                                       --------                    ------
Net income                                                                                7,990                     3,701
Income allocated to preferred unitholders                                                 4,381                     3,093
Adjustment to reflect redeemable equity at redemption value                                 586                       576
                                                                                       --------                    ------
Net income applicable to common units                                                  $  3,023                    $   32
                                                                                       =========                   ======
Earnings per common unit:
       General partner                                                                 $   0.08                    $ 0.00
                                                                                       =========                   ======
       Limited partners                                                                $   0.08                    $ 0.00
                                                                                       =========                   ======
Net income applicable to common units:
       General partner                                                                 $  2,305                    $   20
       Limited partners                                                                     718                        12
                                                                                       ---------                   ------
          Total                                                                        $  3,023                    $   32
                                                                                       ========                    ======
Weighted average common units outstanding:
       General partner                                                                   27,295                    14,344
       Limited partners                                                                   8,505                     8,505
                                                                                       --------                    ------
          Total                                                                          35,800                    22,849
                                                                                       ========                    ======
Distributions declared per common unit:
       General partner                                                                 $  0.295                    $0.295
                                                                                       ========                    ======
       Limited partners                                                                $  0.295                    $0.295
                                                                                       ========                    ======
====================================================================================================================================
See accompanying notes to financial statements.



                               Prime Retail, L.P.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                     1998                1997
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                                    $ 7,990             $ 3,701
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Income allocated to minority interests                                                      47                  30
       Depreciation                                                                             7,479               5,912
       Amortization of deferred financing costs and
         interest rate protection contracts                                                       509                 944
       Amortization of leasing commissions                                                        312                 414
       Provision for uncollectible accounts receivable                                            306                 253
Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                                 111              (1,200)
         Increase in due from affiliates, net                                                  (1,028)                (59)
       (Increase) decrease in all other assets                                                 13,469              (1,756)
         Increase in accrued interest                                                             117                 308
         Decrease in accounts payable and other liabilities                                    (4,155)               (940)
                                                                                              -------             -------
         Net cash provided by operating activities                                             25,157               7,607

Investing Activities
Purchase of buildings and improvements                                                         (3,937)             (4,770)
Increase in property under development                                                        (23,155)             (5,107)
Acquisition of outlet centers                                                                      -              (37,658)
                                                                                              -------             -------
         Cash used in investing activities                                                    (27,092)            (47,535)

Financing Activities Contributions from general partner:
   Common units                                                                                     -              28,130
   Series B preferred units                                                                         -               3,800
Proceeds from notes payable                                                                    32,611              58,215
Principal repayments on notes payable                                                         (22,102)            (23,329)
Deferred financing fees                                                                           (85)               (522)
Distributions paid                                                                            (14,560)            (10,126)
Distributions to minority interests                                                               (80)                (82)
                                                                                              -------            --------
         Net cash provided by (used in) financing activities                                   (4,216)             56,086
                                                                                              -------            --------
Increase (decrease) in cash and cash equivalents                                               (6,151)             16,158
Cash and cash equivalents at beginning of period                                                6,277               3,924
                                                                                              -------            --------
Cash and cash equivalents at end of period                                                    $   126             $20,082
                                                                                              =======             =======

Supplemental disclosure of noncash financing activity:
    Adjustment to reflect redeemable equity at
       redemption value                                                                       $   586             $   576
                                                                                              =======             =======

===================================================================================================================================
See accompanying notes to financial statements.


                               Prime Retail, L.P.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail L.P.'s (the "Partnership") Registration Statement on Form S-4 (File No. 333-50139) for the year ended December 31, 1997.

Unless the context requires otherwise, all references to the Partnership herein mean Prime Retail, L.P. and those entities owned or controlled by Prime Retail, L.P. The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the partnerships in which the Partnership has operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. Investments in partnerships in which the Partnership does not have operational control are accounted for under the equity method of accounting. Income (loss) applicable to minority interests and common units as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred unitholders.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year financial statement amounts and related footnote information have been reclassified to conform with the current year presentation.

Note 2 -- Merger Agreement

On November 12, 1997 and as amended on February 1, 1998, the Partnership's General Partner entered into a definitive merger agreement (as amended, the "Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and transaction costs. The merger was completed on June 15, 1998. As of June 15, 1998, the Partnership owned and operated 49 outlet centers totaling approximately 13,700,000 square feet of gross leasable area ("GLA").

Under the terms of the Merger Agreement, the General Partner paid a fixed exchange ratio of 0.20 of a share of 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") and 0.597 of a share of Common Stock for each share of common stock of Horizon. In addition, each common unit in Horizon Partnership entitled the holder to receive
0.9193 of a Common Unit of the Partnership that will be exchangeable for a like number of shares of Common Stock of the General Partner.

Immediately prior to the merger, Horizon's operating partnership, Horizon Glen Outlet Centers Limited Partnership ("Horizon Partnership"), contributed 13 of its 35 centers to Horizon Group Properties, L.P. of which Horizon Group Properties, Inc. ("HGP"), a subsidiary of Horizon, is the sole general partner. Immediately after the merger, all of the common equity of HGP was distributed to the convertible preferred and common shareholders and unitholders of the General Partner of the Partnership and the shareholders and limited partners of Horizon based on their ownership in the General Partner of the Partnership immediately following the merger. One share of common stock of HGP was distributed for every 20 shares of Common Stock or Common Units of the General Partner of the Partnership, and that approximately 1.196 shares of common stock of HGP was distributed for every 20 shares of Series B Convertible Preferred Stock held in the General Partner of the Partnership. Upon consummation of the merger, the General Partner of the Partnership paid a special cash distribution of $0.60 per share of Series B Convertible Preferred Stock and $0.50 per share/unit of Common Stock, Series C Cumulative Participating Convertible Redeemable Preferred Stock/Unit ("Series C Preferred Security") and Common Unit, as applicable. Shareholders and limited partners in Horizon did not participate in this distribution. HGP owns and operates 15 outlet centers (including Indiana Factory Shops and Nebraska Crossing Factory Stores, collectively the "Prime Transferred Properties", which was acquired from the Partnership as discussed below) totaling approximately 3,100,000 square feet of GLA.

In connection with the closing of the merger, the Partnership sold the Prime Transferred Properties to HGP for an aggregate consideration of approximately $26,000 resulting in a loss of approximately $15,000.

The merger was accounted for as a purchase. The exchange of shares of Horizon for shares of the General Partner of the Partnership was made on a tax-free basis.

On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan (the "Court") against Horizon, the General Partner of the Partnership, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the General Partner of the Partnership and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. On May 4, 1998, counsel for the parties appeared before the Court for the purpose of reporting that a settlement of the case had been reached subject to the satisfaction of several conditions including the completion of the merger.

The general terms of the settlement are contained in a Memorandum of Understanding ("Memorandum") among counsel for the parties dated as of May 7, 1998. Under the Memorandum, subject to the terms of the Stipulation of Settlement, the defendants will pay to class counsel for their fees and expenses, subject to approval by the Court. The Partnership believes that the amount of the settlement will not have a material adverse effect on the consolidated financials statements of the Partnership.


On June 15, 1998, the Partnership completed a $292,000 debt financing with Nomura Asset Capital Corporation ("Nomura").

The financing consisted of (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan") and (ii) a $112,000 full recourse bridge loan (the "Bridge Loan"). The Permanent Loan is (i) collateralized by first mortgages on four factory outlet centers, (ii) bears a fixed rate of interest of 6.99%, and (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule. The Bridge Loan is (i) collateralized by first mortgages on six factory outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) matures in three years, and (iv) requires monthly interest-only payments.

Following the spin-off of HGP, the Partnership will be a guarantor or otherwise obligated with respect to approximately $42,000 of HGP's indebtedness, including $12,200 of obligations under HGP's $108,200 three-year secured credit facility with Nomura and $11,800 of mortgage debt that is scheduled to mature August 14, 1998. The Partnership and HGP are continuing to seek the consent of certain parties to the assumption by HGP or its affiliates of $14,300 of indebtedness in connection with the spin-off.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

     (Amounts in thousands, except share, unit and square foot information)


Introduction

The following discussion and analysis of the consolidated financial condition and results of operations of Prime Retail, L.P. (the "Partnership") should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Partnership's financial performance; the risk that the Partnership may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Partnership's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Partnership's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Partnership's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Partnership's properties.

Results of Operations

General

The Partnership has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Partnership's factory outlet portfolio consisted of 28 operating factory outlet centers totaling 7,237,000 square feet of gross leasable area ("GLA") at March 31, 1998, compared to 24 operating factory outlet centers totaling 6,138,000 square feet of GLA at March 31, 1997.

During the three months ending March 31, 1998, the Partnership opened an expansion to an existing factory outlet center totaling 20,000 square feet of GLA. During 1997, the Partnership purchased seven factory outlet centers totaling 1,221,000 square feet of GLA and opened expansions to existing factory outlet centers totaling 224,000 square feet of GLA. Additionally, the Partnership acquired its joint venture partner's 25% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") on September 2, 1997, and now owns 100% of this factory outlet center with 205,000 square feet of GLA. The significant increase in the number of the Partnership's operating properties and total GLA since March 31, 1997 are collectively referred to as the "Portfolio Expansion".

                             Portfolio of Properties
                                 March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA        Percentage
Factory Outlet Centers                                                    Phase         Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Niagara International Factory Outlets (2)--Niagara Falls, New York......      I             July 1982        300,000             95%
                                                                             II           August 1985        234,000             78
                                                                                                             -------            ---
                                                                                                             534,000             88

Prime Retail Outlets of Kittery (3)--Kittery Maine......................      I            April 1984         25,000            100
                                                                             II              May 1984         78,000            100
                                                                            III           August 1989         18,000            100
                                                                                                              ------            ---
                                                                                                             121,000            100

Latham Factory Outlets (3)--Latham, New York............................      I           August 1987         43,000            100

Warehouse Row Factory Shops (4)--Chattanooga, Tennessee.................      I         November 1989         95,000             96
                                                                             II           August 1993         26,000             74
                                                                                                             -------            ---
                                                                                                                                 91

Oak Creek Factory Stores (5)--Sedona, Arizona ..........................      I           August 1990         82,000            100

San Marcos Factory Shops--San Marcos, Texas.............................      I           August 1990        177,000            100
                                                                             II           August 1991         70,000            100
                                                                            III           August 1993        117,000            100
                                                                           IIIB         November 1994         20,000             91
                                                                           IIIC         November 1995         35,000            100
                                                                                                             -------            ---
                                                                                                             419,000            100

Shasta Factory Stores (2)--Anderson, California.........................      I           August 1990        165,000             94

Factory Outlets at Post Falls (5)--Post Falls, Idaho ...................      I             July 1991        111,000             94
                                                                             II             July 1992         68,000             81
                                                                                                              ------            ---
                                                                                                             179,000             89

Gulf Coast Factory Shops--Ellenton, Florida.............................      I          October 1991        187,000             96
                                                                             II           August 1993        123,000            100
                                                                            III          October 1996         30,000            100
                                                                                                             -------            ---
                                                                                                             340,000             98

Triangle Factory Shops--Raleigh-Durham, North Carolina..................      I          October 1991        181,000            100
                                                                             II             July 1996          6,000            100
                                                                                                             -------            ---
                                                                                                             187,000            100


Coral Isle Factory Shops--Naples/Marco Island, Florida..................      I         December 1991         94,000            100
                                                                             II         December 1992         32,000            100
                                                                            III            March 1998         20,000             60
                                                                                                              ------            ---
                                                                                                             146,000             95

Castle Rock Factory Shops--Castle Rock, Colorado........................      I         November 1992        181,000             97
                                                                             II           August 1993         94,000             98
                                                                            III         November 1993         95,000             93
                                                                             IV           August 1997        110,000            100
                                                                                                             -------            ---
                                                                                                             480,000             97

Bend Factory Outlets (5)--Bend, Oregon..................................      I         December 1992         97,000             97

Ohio Factory Shops--Jeffersonville, Ohio................................      I             July 1993        186,000             93
                                                                             II         November 1993        100,000            100
                                                                            IIB         November 1994         13,000             75
                                                                           IIIA           August 1996         35,000            100
                                                                           IIIB            March 1997         73,000             72
                                                                                                             -------            ---
                                                                                                             407,000             91


                       Portfolio of Properties (continued)
                                 March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA        Percentage
Factory Outlet Centers                                                    Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Gainesville Factory Shops--Gainesville, Texas...........................       I           August 1993        210,000            82%
                                                                              II         November 1994        106,000            81
                                                                                                              -------           ---
                                                                                                              316,000            81

Nebraska Crossing Factory Stores (6)--Gretna, Nebraska..................       I          October 1993        192,000            83

Rocky Mountain Factory Stores--Loveland, Colorado.......................       I              May 1994        139,000           100
                                                                              II         November 1994         50,000           100
                                                                             III              May 1995        114,000           100
                                                                              IV              May 1996         25,000           100
                                                                                                            ---------           ---
                                                                                                              328,000           100

Oxnard Factory Outlet (7)--Oxnard, California...........................       I             June 1994        148,000            88

Grove City Factory Shops--Grove City, Pennsylvania......................       I           August 1994        235,000           100
                                                                              II         November 1994         95,000           100
                                                                             III         November 1995         85,000            97
                                                                              IV         November 1996        118,000            99
                                                                                                             --------           ---
                                                                                                              533,000            99

Huntley Factory Shops--Huntley, Illinois................................       I           August 1994        192,000            97
                                                                              II         November 1995         90,000            83
                                                                                                             --------           ---
                                                                                                              282,000            92


Florida Keys Factory Shops--Florida City, Florida.......................       I        September 1994        208,000            91

Indiana Factory Shops (6)--Daleville, Indiana...........................       I         November 1994        208,000            88
                                                                             IIA         November 1996         26,000            35
                                                                                                             --------           ---
                                                                                                              234,000            82

Kansas City Factory Outlets--Odessa, Missouri...........................       I             July 1995        191,000            97
                                                                              II         November 1996        105,000            53
                                                                                                             --------           ---
                                                                                                              296,000            81

Magnolia Bluff Factory Shops (8)--Darien, Georgia.......................       I             July 1995        238,000            88
                                                                             IIA         November 1995         49,000            99
                                                                             IIB             July 1996         20,000           100
                                                                                                             --------           ---
                                                                                                              307,000            91

Arizona Factory Shops (9)--Phoenix, Arizona.............................       I        September 1995        217,000            97
                                                                              II        September 1996        109,000            92
                                                                                                             --------           ---
                                                                                                              326,000            95

Gulfport Factory Shops (10)--Gulfport, Mississippi......................       I         November 1995        228,000            97
                                                                             IIA         November 1996         40,000           100
                                                                             IIB         November 1997         38,000            38
                                                                                                             --------           ---
                                                                                                              306,000            90

Buckeye Factory Shops (11)--Burbank, Ohio...............................       I         November 1996        205,000            94

Carolina Factory Shops--Gaffney, South Carolina.........................       I         November 1996        235,000            96
                                                                                                            ---------           ---
Total Factory Outlet Centers (12)                                                                           7,237,000            93%
                                                                                                            =========           ===
====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of March 31, 1998 as a percent of square feet of GLA.
(2) The Partnership acquired this factory outlet center on December 2, 1997 from an unrelated third party.
(3) The Partnership acquired this factory outlet center on October 29, 1997 from an unrelated third party.
(4) The Partnership owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Partnership holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 64% leased as of March 31, 1998.
(5) The Partnership acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(6) Upon consummation of the Merger Agreement, the Partnership intends to sell this factory outlet cente (see Note 2 - "Merger Agreement" of the Notes to Consolidated Financial Statements).
(7) On February 7, 1997, the Partnership purchased an additional 20% interest from a joint venture partner, increasing the Partnership' ownership interest in this property to 50%.
(8) The Partnership operates this property pursuant to a long-term ground lease under which the Partnership receives the economic benefit of a 100% ownership interest.
(9) The Partnership owns 50% of this factory outlet center in a join venture partnership with an unrelated third party.
(10) The real property on which this outlet center is located is subject to a long-term ground lease. The Partnership receives the economic benefit of a 100% ownership interest.
(11) On September 2, 1997, the Partnership purchased its joint venture partner's 25% partnership interest in Buckeye Factory Shops Limited Partnership and now owns 100% of this factory outlet center.
(12) The Partnership also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 90% leased as of March 31, 1998.

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

Summary

The Partnership reported net income of $7,990 and $3,701 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the net income applicable to common unitholders was $3,023, or $0.08 per common unit. For the three months ended March 31, 1997, the net income applicable to common unitholders was $32, or $0.00 per common unit.

Revenues

Total revenues were $37,416 for the three months ended March 31, 1998 compared to $30,162 for the three months ended March 31, 1997, an increase of $7,254, or 24.1%. Base rents increased $5,038, or 27.9%, in 1998 compared to 1997. Straight-line rents (included in base rents) were $(26) and $125 for the three months ended March 31, 1998 and 1997, respectively. These increases are primarily due to the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $196, or 29.3%, during the three months ended March 31, 1998 compared to the same period in 1997. This increase was attributable to the Portfolio Expansion. For the three months ended March 31, 1998, same-space sales in centers owned by the Partnership were flat compared to the same period in 1997. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1997. The Partnership's same-space sales for the year ended December 31, 1997 were $231.89 per square foot. For the three months ended March 31, 1998, same-store sales decreased by 2.4% compared to the same period in 1997. The decrease in same-store sales is primarily due to the shift of the Easter shopping period from March in 1997 to April in 1998. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1997. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $1,794, or 20.0%, during the three months ended March 31, 1998 over the same period in 1997. These increases were primarily due to the Portfolio Expansion.

Interest and other income increased by $226, or 9.1%, to $2,704 during the three months ended March 31, 1998 as compared to $2,478 for the three months ended March 31, 1997. The increase reflects higher temporary tenant income of $490, lease termination income of $92 and other ancillary income of $47, partially offset by a decrease in interest income of $403. The reduction in interest income was primarily the result of the use of a portion of the Partnership's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $1,720, or 25.9%, to $8,353 for the three months ended March 31, 1998 compared to $6,633 for the same period in 1997. Real estate taxes increased by $466, or 19.5%, to $2,856 for the three months ended March 31, 1998, from $2,390 in the same period for 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $1,465, or 23.2%, to $7,791 for the three months ended March 31, 1998, compared to $6,326 for 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

-------------------------------------------------------------------------------

Three months ended March 31,
                                                   1998               1997
-------------------------------------------------------------------------------
Building and improvements                          $4,324             $3,258
Land improvements                                     830                627
Tenant improvements                                 2,075              1,827
Furniture and fixtures                                250                200
Leasing commissions(1)                                312                414
                                                   ------             ------
Total                                              $7,791             $6,326
                                                   ======             ======

================================================================================
Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.


TABLE 3 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------

Three months ended March 31,                                1998           1997
--------------------------------------------------------------------------------
Interest incurred                                            $9,276      $9,109
Interest capitalized                                         (1,388)       (845)
Interest earned on interest rate protection contracts           (23)        (39)
Amortization of deferred financing costs                        167         608
Amortization of interest rate protection contracts              342         336
                                                              -----      ------
Total                                                        $8,374      $9,169
                                                             ======      ======

================================================================================

As shown in TABLE 3, interest expense for the three months ended March 31, 1998 decreased by $795, or 8.7%, to $8,374 compared to $9,169 for the same period in 1997. This decrease reflects (i) an increase in the amount of interest capitalized in connection with development projects of $543 and, (ii) a decrease in amortization of deferred financing costs of $441. Partially offsetting these items were (i) higher interest incurred of $167, (ii) a reduction in interest earned on interest rate protection contracts of $16, and (iii) an increase in amortization of interest rate protection contracts of $6.

The increase in interest incurred is primarily attributable to an increase of approximately $3,342 in the Partnership's average debt outstanding during the three months ended March 31, 1998 compared to the same period in 1997 offset by a slight decrease in the weighted average interest rate for the three months ended March 31, 1998 compared to the same period in 1997. The weighted average interest rates were 7.10% and 7.12% for the 1998 and 1997 periods, respectively.

In connection with re-leasing space to new merchants, the Partnership incurred $195 and $235 in capital expenditures during the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

For the three months ended March 31, 1998, net cash provided by operating activities was $25,157, cash used in investing activities was $27,092, and net cash used in financing activities was $6,151.

The primary uses of cash for investing activities during the three months ended March 31, 1998 included: (i) costs associated with the development and construction of two new factory outlet centers and expansions to existing factory outlet centers aggregating 751,000 square feet of GLA which are expected to open during 1998 (20,000 square feet of GLA opened during the first quarter of 1998), (ii) costs associated with the completion of expansions to existing factory outlet centers aggregating 224,000 square feet of GLA which opened during 1997, and (iii) costs for pre-development activities associated with future developments.

The primary uses of cash for financing activities during the three months ended March 31, 1998 were principal repayments on notes payable of $22,102, and preferred and common unit distributions of $14,560. Such uses were partially offset by proceeds from new borrowings of $32,611 during the period.

Property Acquisitions

During 1998, the Partnership will explore acquisitions of factory outlet centers in the United States and Europe as well as consider possible strategic acquisitions of other assets in the retail sector. The Partnership has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1998. The Partnership cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

Merger Agreement

On November 12, 1997 and as amended on February 1, 1998, the Partnership's General Partner entered into a definitive merger agreement (as amended, the "Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and transaction costs. The merger was completed on June 15, 1998. As of June 15, 1998, the Partnership owned and operated 49 outlet centers totaling approximately 13,700,000 square feet of gross leasable area ("GLA").

Under the terms of the Merger Agreement, the General Partner paid a fixed exchange ratio of 0.20 of a share of 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") and 0.597 of a share of Common Stock for each share of common stock of Horizon. In addition, each common unit in Horizon Partnership entitled the holder to receive
0.9193 of a Common Unit of the Partnership that will be exchangeable for a like number of shares of Common Stock of the General Partner.

Immediately prior to the merger, Horizon's operating partnership, Horizon Glen Outlet Centers Limited Partnership ("Horizon Partnership"), contributed 13 of its 35 centers to Horizon Group Properties, L.P. of which Horizon Group Properties, Inc. ("HGP"), a subsidiary of Horizon, is the sole general partner. Immediately after the merger, all of the common equity of HGP was distributed to the convertible preferred and common shareholders and unitholders of the General Partner of the Partnership and the shareholders and limited partners of Horizon based on their ownership in the General Partner of the Partnership immediately following the merger. One share of common stock of HGP was distributed for every 20 shares of Common Stock or Common Units of the General Partner of the Partnership, and that approximately 1.196 shares of common stock of HGP was distributed for every 20 shares of Series B Convertible Preferred Stock held in the General Partner of the Partnership. Upon consummation of the merger, the General Partner of the Partnership paid a special cash distribution of $0.60 per share of Series B Convertible Preferred Stock and $0.50 per share/unit of Common Stock, Series C Cumulative Participating Convertible Redeemable Preferred Stock/Unit ("Series C Preferred Security") and Common Unit, as applicable. Shareholders and limited partners in Horizon did not participate in this distribution. HGP owns and operates 15 outlet centers (including Indiana Factory Shops and Nebraska Crossing Factory Stores, collectively the "Prime Transferred Properties", which was acquired from the Partnership as discussed below) totaling approximately 3,100,000 square feet of GLA.

In connection with the closing of the merger, the Partnership sold the Prime Transferred Properties to HGP for an aggregate consideration of approximately $26,000 resulting in a loss of approximately $15,000.

The merger was accounted for as a purchase. The exchange of shares of Horizon for shares of the General Partner of the Partnership was made on a tax-free basis.

On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan (the "Court") against Horizon, the General Partner of the Partnership, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the General Partner of the Partnership and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. On May 4, 1998, counsel for the parties appeared before the Court for the purpose of reporting that a settlement of the case had been reached subject to the satisfaction of several conditions including the completion of the merger.

The general terms of the settlement are contained in a Memorandum of Understanding ("Memorandum") among counsel for the parties dated as of May 7, 1998. Under the Memorandum, subject to the terms of the Stipulation of Settlement, the defendants will pay to class counsel for their fees and expenses, subject to approval by the Court. The Partnership believes that the amount of the settlement will not have a material adverse effect on the consolidated financials statements of the Partnership.

On June 15, 1998, the Partnership completed a $292,000 debt financing with Nomura Asset Capital Corporation ("Nomura").

The financing consisted of (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan" and (ii) a $112,000 full recourse bridge loan (the "Bridge Loan"). The Permanent Loan is (i) collateralized by first mortgages on four factory outlet centers, (ii) bears a fixed rate of interest of 6.99%, and (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule. The Bridge Loan is (i) collateralized by first mortgages on six factory outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) matures in three years, and (iv) requires monthly interest-only payments.

Following the spin-off of HGP, the Partnership will be a guarantor or otherwise obligated with respect to approximately $42,000 of HGP's indebtedness, including $12,200 of obligations under HGP's $108,200 three-year secured credit facility with Nomura and $11,800 of mortgage debt that is scheduled to mature August 14, 1998. The Partnership and HGP are continuing to seek the consent of certain parties to the assumption by HGP or its affiliates of $14,300 of indebtedness in connection with the spin-off.

Planned Development

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Partnership expects to open approximately 751,000 square feet of GLA during 1998 including the Outlet Village of Lebanon which opened on April 17, 1998 and another new factory outlet center currently under construction (the Outlet Village of Hagerstown). The Outlet Village of Lebanon is located in Lebanon, Tennessee, approximately 25 miles east of Nashville, and contains 208,000 square feet of GLA and features approximately 50 designer and specialty outlet stores. The Outlet Village of Lebanon was approximately 86% occupied on its grand opening. At March 31, 1998, the remaining budgeted capital expenditures for 1998 planned developments aggregated approximately $59,637, while anticipated capital expenditures related to the completion of expansions of existing factory outlet centers opened during 1997 (aggregating 224,000 square feet of GLA) approximated $4,106.

Management believes that the Partnership has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1997 and 1998 development activities. These funding requirements are expected to be met, in large part, with the proceeds from various loan facilities including the financing of certain unencumbered properties. If adequate financing for such development and expansion is not available, the Partnership may not be able to develop new centers or expand existing centers at currently planned levels.

The Partnership currently plans to open one new factory outlet center and several expansions in 1999 that are expected to contain approximately 400,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $56,000. The Partnership expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, and
(v) the potential sale of common or preferred equity in the public or private capital markets. As of March 31, 1998, there were no material commitments with regard to the construction of the new factory outlet center and expansions scheduled to open in 1999. There can be no assurance that the Partnership will be successful in obtaining the required amount of equity capital or debt financing for the 1999 planned openings or that the terms of such capital raising activities will be as favorable as the Partnership has experienced in prior periods.

Debt Repayments and Preferred Unit Distributions

The Partnership's aggregate indebtedness was $525,774 and $515,265 at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, such indebtedness had a weighted average maturity of 6.1 years and bore interest at a weighted average interest rate of 7.10% per annum. At March 31, 1998, $74,452, or 14.2%, of such indebtedness bore interest at fixed rates and $451,322, or 85.8%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates. Of the variable rate indebtedness outstanding at March 31, 1998, $355,178 is scheduled to convert to a fixed rate of 7.782% in November 1998 for the remaining five-year term of such indebtedness.

At March 31, 1998, the Partnership held interest rate protection contracts on all $28,250 of its floating rate tax-exempt indebtedness which expire in 1999 and approximately $355,178 of other floating rate indebtedness which expire in November 1998 (or approximately 85.0% of its total floating rate indebtedness). In addition, the Partnership held additional interest rate protection contracts on $43,900 (of which $22,000 expires in July 1998 and $21,900 expires in April
1999) of the $355,178 floating rate indebtedness to further reduce the Partnership's exposure to increases in interest rates.

The Partnership's ratio of debt to total market capitalization at March 31, 1998 (defined as total debt divided by the sum of: (a) the aggregate market value of the outstanding Partnership Common Units, assuming the full exchange of Partnership Series C Preferred Units into Partnership Common Units; (b) the aggregate market value of the outstanding shares of Series B Convertible Preferred Units; (c) the aggregate liquidation preference of the 10.5% Series A Senior Cumulative Preferred Units ("Senior Preferred Units") at $25.00 per unit; and (d) the total debt of the Partnership) was 41.9%.

The Partnership is obligated to repay $10,851 of mortgage indebtedness during the remainder of 1998 and $63,790 in 1999. Annualized cumulative distributions on the Partnership's Senior Preferred Units, Series B Convertible Preferred Units and Series C Preferred Units outstanding March 31, 1998 are $6,038, $6,336, and $5,149, respectively. These distributions are payable quarterly, in arrears.

The Partnership anticipates that cash flow from operations, together with cash available from borrowings and other sources, will be sufficient to satisfy its debt service obligations, expected distribution requirements and operating cash needs for the next year.

Economic Conditions

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Partnership to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Partnership's exposure to increased costs and operating expenses resulting from inflation.

At March 31, 1998, the Partnership maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Distributions and Dividends").

The Partnership intends to reduce operating and leasing risks by managing its existing portfolio of properties with the goal of improving its tenant mix, rental rates and lease terms and attracting high fashion, upscale manufacturers and national brand-name manufacturers as merchants.

Year 2000

Recognizing the need to ensure that the Partnership's operations will not be adversely impacted by year 2000 software failures, management has assessed the potential impact of the year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. Based on this assessment, management believes that the Partnership's primary computerized information systems are year 2000 compliant and the Partnership's operations will not be adversely impacted by year 2000 software failures.

Funds from Operations

Management believes that to facilitate a clear understanding of the Partnership's consolidated operating results, Funds from Operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with GAAP. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Partnership. FFO represents net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

The Partnership has adopted the National Association of Real Estate Investment Trusts' definition of FFO. However, the Partnership cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Partnership may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Partnership's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity or the ability to service debt or to pay dividends and distributions.

TABLE 4 provides a reconciliation of income before allocations to minority interests and preferred unitholders to FFO for the three months ended March 31, 1998 and 1997. FFO increased $5,552, or 52.9% to $16,041 for the three months ended March 31, 1998 from $10,489 for the three months ended March 31, 1997. This increase was primarily due to the Portfolio Expansion.

TABLE 4 -- Funds from Operations

--------------------------------------------------------------------------------

Three months ended March 31,                               1998           1997
--------------------------------------------------------------------------------

Income before allocations to minority interests and
  preferred unitholders                                 $  8,037        $3,731
FFO adjustments:
Real estate depreciation and amortization                  7,702         6,273
Unconsolidated joint venture adjustments                     302           485
                                                        --------       -------
FFO before allocations to minority interests and
  preferred unitholders                                  $16,041       $10,489
                                                        ========       =======

================================================================================

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings


On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan (the "Court") against Horizon, the General Partner of the Partnership, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the General Partner of the Partnership and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. On May 4, 1998, counsel for the parties appeared before the Court for the purpose of reporting that a settlement of the case had been reached subject to the satisfaction of several conditions including the completion of the merger. The general terms of the settlement are contained in a Memorandum of Understanding ("Memorandum") among counsel for the parties dated as of May 7, 1998. Under the Memorandum, subject to the terms of the Stipulation of Settlement, the defendants will pay to class counsel for their fees and expenses, subject to approval by the Court. The Partnership believes that the amount of the settlement will not have a material adverse effect on the consolidated financials statements of the Partnership.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits or Reports on Form 8-K

                  (a)     The following exhibits are included in this Form 10-Q:

                          Exhibit 12.1 -- Ratio of Earnings to Fixed Charges and Preferred Stock Distributions

                          Exhibit 27.1 Financial Data Schedule
                          (Edgar filing only)

                  (b)      Reports on Form 8-K:
                           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PRIME RETAIL, L.P.
                                               Registrant

                                          By: Prime Retail, Inc.,
                                          its general partner



Date: June 25, 1998                       By:  /s/ Abraham Rosenthal
-------------------                            ----------------------
                                                   Abraham Rosenthal
                                                   Chief Executive Officer



Date: June 25, 1998                       By: /s/ Robert P. Mulreaney
-------------------                           ------------------------
                                                  Robert P. Mulreaney
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer