Form 10-Q
period 1998-09-30
PRIME RETAIL LP
filed 1998-11-13
CIK 1059798

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998

                                       or

  [ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934, for the Transition Period From      to
                                                              ----     ----
                         Commission file number 333-50139
                                                ---------

                               PRIME RETAIL, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  52-1844882
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          100 East Pratt Street
          Nineteenth Floor
          Baltimore, Maryland                             21202
----------------------------------------          ------------------------------
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

Yes   X           No
    -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of November 10, 1998, the issuer had outstanding 11,312,131 Common Units.

                             Prime Retail, L.P.
                                    Form 10-Q

                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                           -----

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 1998 and
     December 31, 1997.                                                        1

     Consolidated Statements of Operations for the three and
     nine months ended September 30, 1998 and 1997.                            2

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1998 and 1997.                                 3

     Notes to the Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25
Item 2.  Changes in Securities                                                25
Item 3.  Defaults Upon Senior Securities                                      25
Item 4.  Submission of Matters to a Vote of Security Holders                  25
Item 5.  Other Information                                                    25
Item 6.  Exhibits or Reports on Form 8-K                                      26

Signatures                                                                    27

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
                               Prime Retail, L.P.
                           Consolidated Balance Sheets
                    (in thousands, except share information)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30, 1998         December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                  $  204,878                     $ 66,277
     Buildings and improvements                                                             1,702,986                      779,191
     Property under development                                                                52,024                       53,139
     Furniture and equipment                                                                   10,658                        5,911
                                                                                            ---------                     --------
                                                                                            1,970,546                      904,518
     Accumulated depreciation                                                                (110,011)                     (82,016)
                                                                                            ---------                     --------
                                                                                            1,860,535                      822,502
Cash and cash equivalents                                                                      13,371                        6,277
Restricted cash                                                                                43,432                       41,736
Accounts receivable, net                                                                        9,843                        9,745
Deferred charges, net                                                                          13,422                       16,206
Due from affiliates, net                                                                       16,098                        9,982
Investment in partnerships                                                                      5,082                        3,278
Other assets                                                                                    1,303                        2,108
                                                                                           ----------                     --------
     Total assets                                                                          $1,963,086                     $911,834
                                                                                           ==========                     ========
Liabilities and shareholders' equity
Bonds payable                                                                              $   32,900                     $ 32,900
Notes payable                                                                               1,146,877                      482,365
Accrued interest                                                                                7,542                        3,767
Real estate taxes payable                                                                      14,728                        4,639
Construction costs payable                                                                      2,948                        5,849
Accounts payable and other liabilities                                                         68,491                       19,022
Distributions payable                                                                          22,899                            -
                                                                                            ---------                     --------
     Total liabilities                                                                      1,296,385                      548,542

Minority interests                                                                              3,773                        3,911

Redeemable equity:
  Series A Senior Cumulative Preferred Units,
     2,300,000 units issued and outstanding                                                    61,126                       60,525
  Series B Cumulative Participating Convertible Preferred Units,
     7,828,125 and 2,981,800 units issued and outstanding, respectively                       203,562                       78,949
  Series C Cumulative Participating Convertible Redeemable
     Preferred Units, 4,363,636 units issued and outstanding                                   60,000                       60,000
                                                                                            ---------                     --------
Total redeemable equity                                                                       324,688                      199,474

Partners' capital (deficit):
  General partner                                                                             424,821                      269,239
  Limited partners                                                                            (86,581)                    (109,332)
                                                                                            ---------                     --------
Total partners' capital (deficit)                                                             338,240                      159,907
                                                                                            ---------                     --------
Total liabilities, minority interests, redeemable equity and
     partners' capital (deficit)                                                           $1,963,086                     $911,834
                                                                                           ==========                     ========
==================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, L.P.
                      Consolidated Statements of Operations
                   (in thousands, except per unit information)

--------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                   Nine months
                                                                          ended September 30             ended September 30
                                                                      ----------------------------   ---------------------------
                                                                                1998         1997             1998         1997
--------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents                                                                   $47,595      $19,243         $ 98,776      $56,315
Percentage rents                                                               1,960        1,008            3,999        2,398
Tenant reimbursements                                                         21,338        8,731           45,315       26,649
Interest and other                                                             2,059        2,567            6,902        7,562
                                                                             -------     --------          -------     --------
     Total revenues                                                           72,952       31,549          154,992       92,924
Expenses
Property operating                                                            16,836        6,840           35,461       20,495
Real estate taxes                                                              5,380        2,449           11,600        7,238
Depreciation and amortization                                                 16,441        6,641           34,126       19,508
Corporate general and administrative                                           1,748        1,184            4,601        3,203
Interest                                                                      20,086        9,079           39,399       27,951
Other charges                                                                  1,129          982            2,634        2,474
                                                                             -------     --------          -------     --------
     Total expenses                                                           61,620       27,175          127,821       80,869
Income before loss on sale of real estate,
     minority interests and extraordinary item                                11,332        4,374           27,171       12,055
Loss on sale of real estate                                                        -            -           15,461            -
                                                                             -------     --------          -------     --------
Income before minority interests and
   extraordinary item                                                         11,332        4,374           11,710       12,055
Income allocated to minority interests                                           (29)         (63)             (69)        (145)
                                                                             -------     --------          -------     --------
Income before extraordinary item                                              11,303        4,311           11,641       11,910
Extraordinary item, loss on early
   extinguishment of debt                                                          -       (2,061)               -       (2,061)
                                                                             -------     --------          -------     --------
Net income                                                                    11,303        2,250           11,641        9,849
Income allocated to preferred unitholders                                     13,910        3,383           21,952        9,676
Adjustment to reflect redeemable equity at redemption value                    4,603          586            6,479        1,716
                                                                             -------     --------          -------     --------
Loss applicable to common units                                              $(7,210)     $(1,719)        $(16,790)     $(1,543)
                                                                             =======     ========          =======     ========
Loss per common unit:
     General partner                                                         $ (0.13)     $ (0.06)        $  (0.39)     $ (0.06)
                                                                             =======     ========          =======     ========
     Limited partners                                                        $ (0.13)     $ (0.06)        $  (0.39)     $ (0.06)
                                                                             =======     ========          =======     ========
Net loss applicable to common units:
     General partner                                                         $(5,645)     $(1,191)        $(12,962)     $(1,017)
     Limited partners                                                         (1,565)        (528)          (3,828)        (526)
                                                                             -------     --------          -------     --------
         Total                                                               $(7,210)     $(1,719)        $(16,790)     $(1,543)
Weighted average common units outstanding:                                   =======     ========          =======     ========
     General partner                                                          42,314       19,159           33,211       16,458
     Limited partners                                                         11,735        8,505            9,809        8,505
                                                                             -------     --------          -------     --------
         Total                                                                54,049       27,664           43,020       24,963
Distributions declared per common unit:                                      =======     ========          =======     ========
     General partner                                                         $ 0.295      $ 0.295         $  1.385       $0.885
                                                                             =======     ========          =======     ========
     Limited partners                                                        $ 0.295      $ 0.295         $  1.385       $0.885
                                                                             =======     ========          =======     ========
====================================================================================================================================
See accompanying notes to financial statements.

                                                       Prime Retail, L.P.
                                              Consolidated Statements of Cash Flows
                                                         (in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Nine months ended September 30
                                                                                           ---------------------------------------
                                                                                                     1998                    1997
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                       $ 11,641                $  9,849
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income allocated to minority interests                                                           69                     145
Extraordinary item, loss on early extinguishment of debt                                                -                   2,061
      Loss on sale or real estate                                                                  15,461                       -
      Depreciation                                                                                 33,272                  18,157
      Amortization of deferred financing costs and
         interest rate protection contracts                                                         2,199                   2,861
      Amortization of leasing commissions                                                             854                   1,351
      Provision for uncollectible accounts receivable                                                 788                     748
Changes in operating assets and liabilities:
      Increase in accounts receivable                                                              (1,653)                 (3,199)
      Increase in due from affiliates, net                                                         (6,010)                 (1,961)
      (Increase) decrease in other assets                                                          (1,224)                  2,486
      Increase in accrued interest                                                                  2,553                      67
      Increase (decrease) in accounts payable and other liabilities                                (9,189)                    345
                                                                                                  -------                 -------
         Net cash provided by operating activities                                                 48,761                  32,910

Investing Activities
Proceeds from sale of Prime Transferred Properties                                                 26,015                       -
Acquisition of Horizon, net of cash acquired and spin-off of HGP                                  (35,124)                      -
Purchase of buildings and improvements                                                            (39,296)                (13,227)
Increase in property under development                                                            (70,821)                (32,659)
Acquisition of outlet centers                                                                           -                 (60,819)
                                                                                                 --------                 -------
         Net cash used in investing activities                                                   (119,226)               (106,705)

Financing Activities
Contributions from general partner:
    Common units                                                                                        -                 180,174
    Series B preferred units                                                                            -                   3,800
    Series C preferred units                                                                            -                   9,710
Proceeds from notes payable                                                                       421,970                  91,767
Principal repayments on notes payable                                                            (266,722)               (162,770)
Deferred financing fees                                                                            (3,247)                   (477)
Distributions paid                                                                                (74,235)                (28,290)
Distributions to minority interests                                                                  (207)                   (264)
                                                                                                  -------                 -------
    Net cash provided by financing activities                                                      77,559                  93,650
                                                                                                  -------                 -------
Increase (decrease) in cash and cash equivalents                                                    7,094                  19,855
Cash and cash equivalents at beginning of period                                                    6,277                   3,918
                                                                                                =========                 =======
Cash and cash equivalents at end of period                                                      $  13,371                $ 23,773
                                                                                                =========                 =======
==================================================================================================================================
See accompanying notes to financial statements.

                                                      Prime Retail, L.P.
                                       Consolidated Statements of Cash Flows (continued)
                                                        (in thousands)
 -----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing and Financing Activities:

The following assets and liabilities were acquired and sold in connection with the consummation of the Merger
Transactions on June 15, 1998:

Acquisition of Horizon Partnership, net of spin-off of HGP:
    Fair value of assets acquired                                                                                    $1,007,329
    Cash paid, net of cash and cash equivalents acquired                                                                (35,124)
    Common units of partnership interest issued                                                                        (270,305)
    Series B convertible preferred units issued                                                                        (118,735)
                                                                                                                     ----------
    Fair value of liabilities assumed                                                                                $  583,165
                                                                                                                     ==========
Disposition of Prime Transferred Properties:
    Book value of assets disposed                                                                                    $   42,201
    Cash received                                                                                                       (26,015)
    Loss on sale                                                                                                        (15,461)
                                                                                                                     ----------
    Liabilities disposed                                                                                             $      725
                                                                                                                     ==========
====================================================================================================================================
See accompanying notes to financial statements.

                              Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)

Note 1 -- Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail's (the "Company") annual report on Form 10-K for the year ended December 31, 1997.

Unless the context requires otherwise, all references to the Partnership herein mean Prime Retail, L.P. and those entities owned or controlled by Prime Retail, L.P., The consolidated financial statements include the accounts of the Partnership, the Partnership and the partnerships in which the Partnership has operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Partnership. Investments in partnerships in which the Partnership does not have operational control are accounted for under the equity method of accounting. Income (loss) applicable to minority interests and common units as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred unitholders.

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

Note 2 -- Business Combination

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

The merger has been accounted for using the purchase method of accounting and the purchase price of $1,083,100 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Partnership believes are reasonable. The Partnership expects to finalize the preliminary purchase price allocation before the end of 1998. The final allocation is not expected to differ materially from the allocation made at September 30, 1998.

The operating results of those properties acquired have been included in the Partnership's consolidated results of operations commencing on the date of acquisition. The operating results of the Prime Transferred Properties have been included in the Partnership's consolidated results of operations through the date of disposition.

The following unaudited pro forma summary financial information gives effect to the Merger Transactions as if they had occurred on January 1, 1997.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine months ended September 30
                                                                                                       1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                     $208,340           $195,505
                                                                                                   ========           ========
Net income from continuing operations                                                              $ 31,593           $ 22,465
                                                                                                   ========           ========

Net loss applicable to common units:
  General partner                                                                                 $ (5,234)           $(2,571)
  Limited partners                                                                                  (1,509)            (1,014)
                                                                                                  --------            --------
  Total                                                                                           $ (6,734)           $(3,585)
                                                                                                  ========            ========

Loss per common unit:
  General partner                                                                                 $  (0.12)           $ (0.08)
                                                                                                  ========            ========
  Limited partners                                                                                $  (0.12)           $ (0.08)
                                                                                                  ========            ========


Weighted average common units outstanding:
  General partner                                                                                   41,954             30,924
  Limited partners                                                                                  12,095             12,203
                                                                                                  --------           --------
  Total                                                                                             54,049             43,127
                                                                                                  ========           ========
====================================================================================================================================

These unaudited pro forma results are presented for comparative purposes only and are not necessarily indicative of what the Partnership's actual consolidated results of operations would have been for the periods presented if the Transactions had been completed at January 1, 1997, nor do they purport to represent the Partnership's future consolidated results of operations.

Note 3 - Notes Payable


On September 25, 1998 the Partnership closed on an unsecured $40,000 revolving loan (the "Revolving Loan") with a financial institution. The Revolving Loan (i) bears interest equal to 30-day LIBOR plus 1.75%, (ii) requires monthly interest-only payments, and (iii) matures on September 11, 2001. At September 30, 1998, the Revolving Loan had an outstanding principal balance of $28,300.

The Revolving Loan requires compliance with certain financial loan covenants including those relating to the Partnership's (i) total outstanding variable indebtedness, (ii) total outstanding indebtedness to market value, as defined,
(iii) consolidated net worth, as defined, and (iv) debt service coverage ratio.

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

As of November 11, 1998, the Partnership is a guarantor or otherwise obligated with respect to $39,570 of the indebtedness of HGP and its affiliates, including $10,000 of obligations under HGP's $108,205 three-year secured credit facility.

On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its forward obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of September 30, 1998, the Partnership holds a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. However, the Partnership is legally obligated for $30,864 of mortgage indebtedness outstanding at September 30, 1998 which is secured by a first mortgage on the Lake Elsinore outlet center. In addition, Castle & Cooke has provided the Partnership a guaranty, without limitation, of the obligations relating to such mortgage indebtedness.

On March 18, 1998, the Partnership obtained from a financial institution a commitment for a construction mortgage loan (the "Construction Mortgage Loan")relating to Phase I of Prime Outlets at Hagerstown ("Hagerstown") in an amount not to exceed $21,600 which was subsequently increased to $32,860 on October 2, 1998 as a result of obtaining a commitment for construction financing on Phase II. The Construction Mortgage Loan (i) bears a variable interest rate at 30-day LIBOR plus 1.50%, (ii) matures on June 1, 2004, and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Hagerstown. At September 30, 1998, $15,969 was outstanding on the Construction Mortgage Loan.

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

In the Partnership's previously filed Form 10-Q for the quarter ended March 31, 1998, it reported that on December 10, 1997 in the Circuit Court for Muskegon County, Michigan (the "Court"), a shareholder of Horizon filed a purported class action lawsuit against Horizon, the Partnership, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Partnership and that the consideration to be paid to Horizon's shareholders in connection with the merger was unfair and inadequate.

On September 8, 1998, a hearing was held before Judge James M. Graves of the Court. At the hearing, the defendants, including the Partnership, continued to deny any wrongdoing and liability. The Court approved the settlement set forth in the Stipulation of Settlement (the "Stipulation") previously executed by the parties to the lawsuit on July 21, 1998 and found that the settlement was, in all respects, fair, reasonable, and adequate, and dismissed with prejudice the litigation against the defendants. The settlement required that the Partnership pay legal expenses of $325.

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

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Actual results may differ materially from those reflected in such forward-looking statements because of various risks and uncertainties; including, but not limited to, the effects of future events on the Partnership's financial performance; the risk that the Partnership may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Partnership's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Partnership's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Partnership's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Partnership's properties.

Merger with Horizon Group, Inc.

On June 15, 1998, the merger and other transactions (collectively, the "Merger Transaction") between Prime Retail, Inc. (the Partnership's "General Partner") and Horizon Group, Inc. ("Horizon") were consummated for an aggregate consideration of approximately $1,083,100, including liabilities assumed and related transaction costs. The merger has been accounted for using the purchase method of accounting and the purchase price of $1,083,100 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Accordingly, the operating results of the 22 properties acquired from Horizon have been included in the Partnership's consolidated results of operations commencing on June 15, 1998. See "Liquidity and Capital Resources - Business Combination" for further information.

Portfolio Growth

The Partnership has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Partnership's factory outlet portfolio consisted of 50 operating factory outlet centers totaling 14,029,000 square feet of gross leasable area ("GLA") at September 30, 1998, compared to 24 operating factory outlet centers totaling 6,316,000 square feet of GLA at September 30, 1997.

During the nine months ended September 30, 1998, the Partnership opened two new factory outlet centers and six expansions to existing factory outlet centers totaling 612,000 square feet of GLA in the aggregate. In connection with the Merger Transactions, the Partnership acquired and integrated 22 of Horizon's factory outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate. Additionally, in connection with the Merger Transactions, the Company sold two factory outlet centers to Horizon Group Properties, Inc. ("HGP") totaling 426,000 square feet of GLA. During the period October 1, 1997 through December 31, 1997, the Partnership purchased four factory outlet centers totaling 863,000 square feet of GLA and opened an expansion to an existing factory outlet center totaling 38,000 square feet of GLA.

The significant increase in the number of the Partnership's operating properties and total GLA since September 30, 1997 are collectively referred to as the "Portfolio Expansion and the Horizon Merger."



TABLE 1 - Portfolio of Properties as of September 30, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand          GLA         Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Niagara Falls USA (2) - Niagara Falls, New York.......     I             July 1992        300,000             100%
                                                                           II           August 1995        234,000              89
                                                                                                           -------             ----
                                                                                                           534,000              95

Prime Outlets at Kittery (3) - Kittery Maine...........................     I            April 1984         25,000             100
                                                                           II              May 1984         78,000              99
                                                                          III           August 1989         18,000              99
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ----
                                                                                                           131,000              99

Prime Outlets at Fremont (4) - Fremont, Indiana........................     I          October 1985        118,000             100
                                                                           II         November 1993         51,000              92
                                                                          III          October 1994         60,000             100
                                                                                                           -------             ----
                                                                                                           229,000              98

Prime Outlets at Birch Run (4) - Birch Run, Michigan................... I-XIV               Various        583,000              99
                                                                           XV             June 1996          6,000             100
                                                                         XVII             June 1996          2,000             100
                                                                         XVII                  1997         15,000              99
                                                                        XVIII                  1997        118,000             100
                                                                                                           -------             ----
                                                                                                           724,000              99

Prime Outlets at Latham (3) - Latham, New York.........................     I           August 1987         43,000             100

Prime Outlets at Michigan City (4) - Michigan City, Michigan...........     I         November 1987        199,000             100
                                                                           II              May 1988        130,000              97
                                                                          III             July 1991         36,000              85
                                                                           IV             July 1994         42,000             100
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              99
                                                                                                           -------             ----
                                                                                                           491,000              98

Prime Outlets at Williamsburg (4) - Williamsburg, Virginia.............     I            April 1988         67,000              99
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000             100
                                                                           IV                  1995         98,000             100
                                                                                                           -------             ----
                                                                                                           274,000             100

Prime Outlets at Kenosha (4) - Kenosha, Wisconsin......................     I        September 1988         89,000             100
                                                                           II             July 1989         65,000              97
                                                                          III              May 1990        115,000              99
                                                                                                           -------             ----
                                                                                                           269,000              99

Prime Outlets at Silverthorne (4) - Silverthorne, Colorado.............     I         November 1988         95,000              92
                                                                           II         November 1990         75,000              98
                                                                          III         November 1993         88,000              93
                                                                                                           -------             ----
                                                                                                           258,000              94

Prime Outlets at Edinburgh (4) - Edinburgh, Indiana....................    I                  1988         156,000             100
                                                                          II         November 1994         142,000             100
                                                                                                           -------             ----
                                                                                                           298,000             100

Prime Outlets at Burlington (4) - Burlington, Washington ..............     I              May 1989         89,000             100
                                                                           II          October 1989         36,000             100
                                                                          III            April 1993         49,000             100
                                                                                                           -------             ----
                                                                                                           174,000             100


TABLE 1 - Portfolio of Properties as of September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Queenstown (4) - Queenstown, Maryland.................     I             June 1989         67,000             100%
                                                                           II             June 1990         55,000              99
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                           -------             ----
                                                                                                           221,000              99

Prime Outlets at Hillsboro (4) - Hillsboro, Texas......................     I          October 1989         95,000              90
                                                                           II          January 1992        101,000             100
                                                                          III              May 1995        163,000             100
                                                                                                           -------             ----
                                                                                                           359,000              97

Prime Outlets at Oshkosh (4) - Oshkosh, Wisconsin......................     I         November 1989        215,000              95
                                                                           II             July 1991         45,000              99
                                                                                                           -------             ----
                                                                                                           260,000              96

Prime Outlets at Warehouse Row (5)- Chattanooga, Tennessee.............     I         November 1989         95,000              98
                                                                           II           August 1993         26,000              94
                                                                                                           -------             ----
                                                                                                           121,000              95

Prime Outlets at Gilroy (4) - Gilroy, California.......................     I          January 1990         94,000             100
                                                                           II           August 1991        109,000             100
                                                                          III          October 1992        137,000              95
                                                                           IV             July 1994        170,000              99
                                                                            V         November 1995         69,000             100
                                                                                                           -------             ----
                                                                                                           579,000              99

Prime Outlets at Perryville (4) - Perryville, Maryland.................     I             June 1990        148,000              98

Prime Outlets at Sedona (6) - Sedona, Arizona .........................     I           August 1990         82,000              99

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000              98
                                                                           II           August 1991         70,000             100
                                                                          III           August 1993        117,000              97
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000             100
                                                                         IIID              May 1998         18,000             100
                                                                                                           -------             ----
                                                                                                           437,000              98

Prime Outlets at Anderson (2) - Anderson, California...................     I           August 1990        165,000              98

Prime Outlets at Post Falls (6) - Post Falls, Idaho ...................     I             July 1991        111,000              85
                                                                           II             July 1992         68,000              86
                                                                                                           -------             ----
                                                                                                           179,000              85

Prime Outlets at Ellenton - Ellenton, Florida..........................     I          October 1991        187,000             100
                                                                           II           August 1993        123,000             100
                                                                          III          October 1996         30,000             100
                                                                                                           -------             ----
                                                                                                           340,000             100

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I          October 1991        181,000             100
                                                                           II             July 1996          6,000             100
                                                                                                           -------             ----
                                                                                                           187,000             100

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I         December 1991         94,000              95
                                                                           II         December 1992         32,000             100
                                                                          III            March 1998         20,000              98
                                                                                                           -------             ----
                                                                                                           146,000              96

TABLE 1 - Portfolio of Properties as of September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Conroe (4) - Conroe, Texas............................     I         January 1992          93,000              92%
                                                                           II            June 1994         163,000              96
                                                                          III         October 1994          26,000              87
                                                                                                           -------             ----
                                                                                                           282,000              93

Prime Outlets at Woodbury (4) - Woodbury, Minnesota....................     I            July 1992         129,000              93
                                                                           II        November 1993         100,000              93
                                                                          III          August 1994          21,000             100
                                                                                                           -------             ----
                                                                                                           250,000              94

Prime Outlets at Calhoun (4) - Calhoun, Tennessee......................     I         October 1992         123,000             100
                                                                           II         October 1995         131,000             100
                                                                                                           -------             ----
                                                                                                           254,000             100

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000             100
                                                                           II          August 1993          94,000              97
                                                                          III        November 1993          95,000              96
                                                                           IV          August 1997         110,000              97
                                                                                                           -------             ----
                                                                                                           480,000              99

Prime Outlets at Bend (6) - Bend, Oregon...............................     I        December 1992          97,000              97
                                                                           II       September 1998          35,000              93
                                                                                                           -------             ----
                                                                                                           132,000              96

Prime Outlets at Jeffersonville II (4) - Jeffersonville, Ohio..........     I           March 1993         126,000              76
                                                                           II          August 1993         123,000              70
                                                                          III         October 1994          65,000             100
                                                                                                           -------             ----
                                                                                                           314,000              79

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio................    I            July 1993         186,000              96
                                                                           II        November 1993         100,000             100
                                                                          IIB        November 1994          13,000              64
                                                                         IIIA          August 1996          35,000             100
                                                                         IIIB           March 1997          73,000              94
                                                                                                           -------             ----
                                                                                                           407,000              96

Prime Outlets at Gainesville - Gainesville, Texas......................     I          August 1993         210,000              88
                                                                           II        November 1994         106,000             100
                                                                                                           -------             ----
                                                                                                           316,000              92

Prime Outlets at Loveland - Loveland, Colorado.........................     I             May 1994         139,000             100
                                                                           II        November 1994          50,000             100
                                                                          III             May 1995         114,000             100
                                                                           IV             May 1996          25,000             100
                                                                                                           -------             ----
                                                                                                           328,000             100

Prime Outlets at Oxnard (7) - Oxnard, California.......................     I            June 1994         148,000              95

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I          August 1994         235,000             100
                                                                           II        November 1994          95,000             100
                                                                          III        November 1995          85,000              99
                                                                           IV        November 1996          18,000              99
                                                                                                           -------             ----
                                                                                                           533,000             100

Prime Outlets at Huntley - Huntley, Illinois...........................     I          August 1994         192,000              95
                                                                           II        November 1995          90,000              99
                                                                                                           -------             ----
                                                                                                           282,000              96
Prime Outlets at Florida City - Florida City, Florida..................     I       September 1994         208,000              95

Prime Outlets at Pismo Beach (4) - Pismo Beach, California.............     I        November 1994         148,000              98


TABLE 1 - Portfolio of Properties as of September 30, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Tracy  (4) - Tracy, California........................     I         November 1994        153,000             100%

Prime Outlets at Vero Beach (4) - Vero Beach, Florida..................     I         November 1994        210,000              99
                                                                           II           August 1995        116,000              92
                                                                                                           -------            -----
                                                                                                           326,000              96

Prime Outlets at Waterloo (4) - Waterloo, New York.....................     I            March 1995        208,000             100
                                                                           II        September 1996        115,000             100
                                                                          III            April 1997         68,000              90
                                                                                                           -------            -----
                                                                                                           391,000              98

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995        191,000             100
                                                                           II         November 1996        105,000              61
                                                                                                           -------            -----
                                                                                                           296,000              86

Prime Outlets at Darien (8) - Darien, Georgia..........................     I             July 1995        238,000              85
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                           -------            -----
                                                                                                           307,000              88

Prime Outlets at New River (9) - Phoenix, Arizona......................     I        September 1995        217,000              96
                                                                           II        September 1996        109,000              93
                                                                                                           -------            -----
                                                                                                           326,000              95

Prime Outlets at Gulfport (10) - Gulfport, Mississippi.................     I         November 1995        228,000              99
                                                                          IIA         November 1996         40,000              93
                                                                          IIB         November 1997         38,000             100
                                                                                                           -------            -----
                                                                                                           306,000              98

Prime Outlets at Lodi (11) - Burbank, Ohio.............................     I         November 1996        205,000              97
                                                                          IIA              May 1998         33,000              78
                                                                                                           -------            -----
                                                                                                           238,000              94

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996        235,000              99
                                                                           II             July 1998         70,000              81
                                                                                                           -------            -----
                                                                                                           305,000              95

Prime Outlets at Lee (4) - Lee, Massachusetts..........................     I             June 1997        224,000              99

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998        208,000              92

Prime Outlets at Hagerstown - Hagerstown, Maryland.....................     I           August 1998        218,000              96
                                                                                                        ----------            -----
Total Factory Outlet Centers (12)                                                                       14,029,000              96%
                                                                                                        ==========            =====
====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of September 30, 1998 as a percent of square feet of GLA.
(2) The Partnership acquired this factory outlet center on December 2, 1997 from an unrelated third party.
(3) The Partnership acquired this factory outlet center on October 29, 1997 from an unrelated third party.
(4) The Partnership acquired this factory outlet center on June 15, 1998 as a result of its merger with Horizon.
(5) The Partnership owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Partnership holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 74% leased as of September 30, 1998.
(6) The Partnership acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(7) On February 7, 1997, the Partnership purchased an additional 20% interest from a joint venture partner, increasing the Partnership's ownership interest in this property to 50%.
(8) The Partnership operates this property pursuant to a long-term ground lease under which the partnership receives the economic benefit of a 100% ownership interest.
(9) The Partnership owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(10)The real property on which this outlet center is located is subject to a long-term ground lease. The Partnership receives the economic benefit of a 100% ownership interest.
(11)On September 2, 1997, the Partnership purchased its joint venture partner's 25% partnership interest in Buckeye Factory Shops Limited Partnership and now owns 100% of this factory outlet center.
(12)The Partnership also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 88% leased as of September 30, 1998.

Results of Operations

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

Summary

The Partnership reported net income of $11,303 and $4,311 for the three months ended September 30, 1998 and 1997, respectively. The 1997 results include a third quarter extraordinary loss on the early extinguishment of debt of $2,061. For the three months ended September 30, 1998, the net loss applicable to common unitholders was $7,210, or $0.13 per common unit. For the three months ended September 30, 1997, the net loss applicable to common unitholders was $1,719, or $0.06 per common unit.

Revenues

Total revenues were $72,592 for the three months ended September 30, 1998 compared to $31,549 for the three months ended September 30, 1997, an increase of $41,043, or 130.1%. Base rents increased $28,352, or 147.3%, in 1998 compared to 1997. Straight-line rents (included in base rents) were $713 and $140 for the three months ended September 30, 1998 and 1997, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $952, or 94.4%, during the three months ended September 30, 1998 compared to the same period in 1997. This increase was attributable to the Portfolio Expansion and the Horizon Merger. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $12,607, or 144. 4%, during the three months ended September 30, 1998 over the same period in 1997. This increase was primarily due to the Portfolio Expansion and the Horizon Merger.

Interest and other income decreased by $508, or 19.8%, to $2,059 during the three months ended September 30, 1998 as compared to $2,567 for the three months ended September 30, 1997. The decrease reflects reductions in (i) interest income of $254 and (ii) other ancillary income of $254. The reduction in interest income was primarily the result of the use of a portion of the expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $9,996, or 146.1%, to $16,836 for the three months ended September 30, 1998 compared to $6,840 for the same period in 1997. Real estate taxes increased by $2,931, or 119.7%, to $5,830 for the three months ended September 30, 1998, from $2,899 in the same period for 1997. The increases in property operating expenses and real estate taxes were primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 2, depreciation and amortization expense increased by $9,800, or 147.6%, to $16,441 for the three months ended September 30, 1998, compared to $6,641 for 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 2 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                            Three months ended
                                                               September 30
                                                          ----------------------
                                                         1998              1997
--------------------------------------------------------------------------------

Buildings and improvements                                $ 9,440         $3,423
Land improvements                                             899            715
Tenant improvements                                         5,611          1,872
Furniture and fixtures                                        275            211
Leasing commissions(1)                                        216            420
                                                        ---------        -------
Total                                                     $16,441         $6,641
                                                        =========        =======
================================================================================

Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

TABLE 3 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                          Three months ended
                                                             September 30
                                                      --------------------------

                                                            1998            1997
--------------------------------------------------------------------------------

Interest incurred                                         $20,950        $9,265
Interest capitalized                                       (1,734)       (1,123)
Amortization of deferred financing costs                      545           589
Amortization of interest rate protection contracts            325           348
                                                          -------        ------
Total                                                     $20,086        $9,079
                                                          =======        ======
================================================================================

As shown in TABLE 3, interest expense for the three months ended September 30, 1998 increased by $11,007, or 121.2%, to $20,086 compared to $9,079 for the same period in 1997. This increase reflects higher interest incurred of $11,685 partially offset by (i) an increase in the amount of interest capitalized in connection with development projects of $611 and (ii) a decrease in amortization of deferred financing costs of $67.

The increase in interest incurred is primarily attributable to an increase of approximately $656,098 in the Partnership's average debt outstanding during the three months ended September 30, 1998 compared to the same period in 1997 partially offset by a slight decrease in the weighted average interest rate for the three months ended September 30, 1998 compared to the same period in 1997. The weighted average interest rates were 7.15% and 7.28% for the 1998 and 1997 periods, respectively.

Other charges increased by $147, or 15.0%, to $1,129. This increase reflects higher ground lease expense of $80 and other ancillary charges of $67.

In connection with re-leasing space to new merchants, the Partnership incurred $1,055 and $100 in capital expenditures during the three months ended September 30, 1998 and 1997, respectively.

Comparison of nine months ended September 30, 1998 to nine months ended September 30, 1997.

Summary

The Partnership reported net income of $11,641 and $11,910 for the nine months ended September 30, 1998 and 1997, respectively. The 1998 results include a second quarter loss on the sale of real estate of $15,461 in connection with the Merger Transactions. The 1997 results include a third quarter extraordinary loss on the early extinguishment of debt of $2,061. For the nine months ended September 30, 1998, the net loss applicable to common unitholders was $16,790, or $0.39 per common unit. For the nine months ended September 30, 1997, the net loss applicable to common unitholders was $1,543, or $0.06 per common unit.

Revenues

Total revenues were $154,992 for the nine months ended September 30, 1998 compared to $92,924 for the nine months ended September 30, 1997, an increase of $62,068, or 66.8%. Base rents increased $42,461, or 75.4%, in 1998 compared to 1997. Straight-line rents (included in base rents) were $974 and $392 for the nine months ended September 30, 1998 and 1997, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,601, or 66.8%, during the nine months ended September 30, 1998 compared to the same period in 1997. This increase was attributable to the Portfolio Expansion and the Horizon Merger. For the nine months ended September 30, 1998, same-space sales in centers owned by the Partnership decreased by 0.8% compared to the same period in 1997. For the nine months ended September 30, 1998, same-store sales decreased 2.0% compared to the same period in 1997. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $18,666, or 70.0%, during the nine months ended September 30, 1998 over the same period in 1997. This increase was primarily due to the Portfolio Expansion and the Horizon Merger.

Interest and other income decreased by $660, or 8.7%, to $6,902 during the nine months ended September 30, 1998 as compared to $7,562 for the nine months ended September 30, 1997. The decrease reflects reductions in (i) interest income of $1,131 and (ii) gains on sales of outlots of $456. Partially offsetting these decreases were higher (i) push cart, temporary tenant, and late fee income of $816 and (ii) other ancillary income of $111. The reduction in interest income was primarily the result of the use of a portion of the Partnership's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $14,966, or 73.0%, to $35,461 for the nine months ended September 30, 1998 compared to $20,495 for the same period in 1997. Real estate taxes increased by $4,362, or 60.3%, to $11,600 for the nine months ended September 30, 1998, from $7,238 in the same period for 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 4, depreciation and amortization expense increased by $14,618, or 74.9%, to $34,126 for the nine months ended September 30, 1998, compared to $12,871 for 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 4 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           Nine months ended
                                                              September 30
                                                       -------------------------

                                                          1998              1997
--------------------------------------------------------------------------------
Buildings and improvements                                $19,433        $10,131
Land improvements                                           2,618          2,069
Tenant improvements                                        10,429          5,348
Furniture and fixtures                                        792            609
Leasing commissions(1)                                        854          1,351
                                                          --------       -------
Total                                                     $34,126        $19,508
                                                          ========       =======
================================================================================

Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

TABLE 5 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           Nine months ended
                                                              September 30
                                                         -----------------------

                                                         1998               1997
--------------------------------------------------------------------------------

Interest incurred                                         $41,711       $28,032
Interest capitalized                                       (4,511)       (2,942)
Amortization of deferred financing costs                    1,193         1,818
Amortization of interest rate protection contracts          1,006         1,043
                                                          -------       ------
Total                                                     $39,399       $27,951
                                                          =======       =======
================================================================================

As shown in TABLE 5, interest expense for the nine months ended September 30, 1998 increased by $11,448, or 41.0%, to $39,399 compared to $27,951 for the same period in 1997. This increase reflects higher interest incurred of $13,679 partially offset by (i) an increase in the amount of interest capitalized in connection with development projects of $1,569 and (ii) a decrease in amortization of deferred financing costs of $662.

The increase in interest incurred is primarily attributable to an increase of approximately $257,025 in the Partnership's average debt outstanding during the nine months ended September 30, 1998 compared to the same period in 1997 partially offset by a slight decrease in the weighted average interest rate for the nine months ended September 30, 1998 compared to the same period in 1997. The weighted average interest rates were 7.19% and 7.24% for the 1998 and 1997 periods, respectively.

In connection with re-leasing space to new merchants, the Partnership incurred $1,496 and $241 in capital expenditures during the nine months ended September 30, 1998 and 1997, respectively.

Loss on Sale of Real Estate

In connection with the closing of its merger with Horizon on June 15, 1998, the Partnership sold Indiana Factory Shops and Nebraska Crossing Factory Shops (collectively "the Prime Transferred Properties") to HGP for an aggregate consideration of $26,015 resulting in a loss of $15,461.

Liquidity and Capital Resources

Sources and Uses of Cash

For the nine months ended September 30, 1998, net cash provided by operating activities was $48761, net cash used in investing activities was $119,226, and net cash provided by financing activities was $77,559.

The primary uses of cash for investing activities during the nine months ended September 30, 1998 included: (i) costs associated with the development and construction of new factory outlet centers and expansions to existing factory outlet centers aggregating 928,000 square feet of GLA which are expected to open during 1998, (ii) costs associated with the completion of expansions to existing factory outlet centers aggregating 224,000 square feet of GLA which opened during 1997, (iii) costs for pre-development activities associated with future developments, and (iv) costs associated with the Partnership's merger with Horizon. Such uses were partially offset by proceeds from the Partnership's sale of the Prime Transferred Properties.

The primary source of cash from financing activities during the nine months ended September 30, 1998 was proceeds from new borrowings of $421,970. Such proceeds were partially offset by (i) principal repayments on notes payable of $266,722, (ii) distributions of $74,442, and (iii) deferred financing costs of $3,247.

Property Acquisitions

During 1998 and 1999, the Partnership will explore acquisitions of factory outlet centers in the United States and Europe as well as consider possible strategic acquisitions of other assets in the retail sector. The Partnership has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1998 and 1999. The Partnership cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

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

The merger has been accounted for using the purchase method of accounting and the purchase price of $1,083,100 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Partnership believes are reasonable. The Partnership expects to finalize the purchase price allocation before the end of 1998. The final allocation is not expected to differ materially from the allocation made at September 30, 1998.

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

Debt Transactions

On September 25, 1998, the Partnership closed on an unsecured $40,000 revolving loan (the "Revolving Loan") with a financial institution. The Revolving Loan (i) bears interest equal to 30-day LIBOR plus 1.75%, (ii) requires monthly interest-only payments, and (iii) matures on September 11, 2001. At September 30, 1998, the Revolving Loan had an outstanding principal balance of $28,300.

The Revolving Loan requires compliance with certain financial loan covenants including those relating to the Partnership's (i) total outstanding variable indebtedness, (ii) total outstanding indebtedness to market value, as defined,
(iii) consolidated net worth, as defined, and (iv) debt service coverage ratio.

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

As of November 11, 1998, the Partnership is a guarantor or otherwise obligated with respect to $39,570 of the indebtedness of HGP and its affiliates, including $10,000 of obligations under HGP's $108,205 three-year secured credit facility.

On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its forward obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of September 30, 1998, the Partnership holds a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. However, the Partnership is legally obligated for $30,864 of mortgage indebtedness outstanding at September 30, 1998 which is secured by a first mortgage on the Lake Elsinore outlet center. In addition, Castle & Cooke has provided the Partnership a guaranty, without limitation, of the obligations relating to such mortgage indebtedness.

On March 18, 1998, the Partnership obtained from a financial institution a commitment for a construction mortgage loan (the "Construction Mortgage Loan") relating to Phase I of Prime Outlets at Hagerstown ("Hagerstown") in an amount not to exceed $21,600 which was subsequently increased to $32,860 on October 2, 1998 as a result of obtaining a commitment for construction financing on Phase
II. The Construction Mortgage Loan (i) bears a variable interest rate at 30-day LIBOR plus 1.50%, (ii) matures on June 1, 2004, and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Hagerstown. At September 30, 1998, $15,969 was outstanding on the Construction Mortgage Loan.

Planned Development

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Partnership expects to open 928,000 square feet of GLA during 1998 including the Prime Outlets at Lebanon which opened on April 17, 1998 and Prime Outlets at Hagerstown which opened on August 7, 1998. Prime Outlets at Lebanon is located in Lebanon, Tennessee, approximately 25 miles east of Nashville, and contains 208,000 square feet of GLA. Prime Outlets at Lebanon was approximately 92% leased at September 30, 1998. Prime Outlets at Hagerstown is located in Hagerstown, Maryland, west of Baltimore and northwest of Washington, D.C. Prime Outlets at Hagerstown was approximately 96% leased at September 30, 1998. At September 30, 1998, the remaining budgeted capital expenditures for 1998 planned
developments   aggregated   approximately  $32,736.

Management believes that the Partnership has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1998 development activities. These funding requirements are expected to be met, in large part, with the proceeds from various loan facilities.

The Partnership currently plans to open one new factory outlet center and several expansions in 1999 that are expected to contain approximately 700,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $95,000. The Partnership expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) retained cash flow from operations, (iii) construction loans, (iv) the potential sale of a joint venture interest in certain factory outlet centers, and (v)contributions from the General Partner. As of September 30, 1998, the Partnership had committed $13,757 with regard to the construction of the new factory outlet center and expansions scheduled to open in 1999. There can be no assurance that the Partnership will be successful in obtaining the required amount of equity capital or debt financing for the 1999 planned openings or that the terms of such capital raising activities will be as favorable as the Partnership has experienced in prior periods.

Debt Repayments and Preferred Unit Distributions

The Partnership's aggregate indebtedness was $1,179,777 and $515,265 at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, such indebtedness had a weighted average maturity of 6.0 years and bore interest at a weighted average interest rate of 7.01% per annum. At September 30, 1998, $588,457, or 49.9%, of such indebtedness bore interest at fixed rates and $591,320, or 50.1%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates. Of the variable rate indebtedness outstanding at September 30, 1998, $353,803 converted to a fixed rate of 7.782% on November 11, 1998 for the remaining five-year term of such indebtedness.

At September 30, 1998, the Partnership held interest rate protection contracts on all $28,250 of its floating rate tax-exempt indebtedness which expire in 1999 and approximately $353,803 of other floating rate indebtedness which expired on November 11, 1998 (or approximately 64.6% of its total floating rate indebtedness). In addition, the Partnership held additional interest rate protection contracts on $21,900 (expires in April 1999) of the $353,803 floating rate indebtedness to further reduce the Partnership's exposure to increases in interest rates.

The Partnership's ratio of debt to total market capitalization at September 30, 1998 (defined as total debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Units, assuming the full exchange of Partnership Series C Preferred Units into Common Units; (b) the aggregate market value of the outstanding units of Series B Convertible Preferred Units; (c) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Units ("Senior Preferred Units") at $25.00 per unit; and (d) the total debt of the Partnership) was 60.7%.

The Partnership is obligated to repay $4,962 of mortgage indebtedness during the remainder of 1998 and $77,498 in 1999. Annualized cumulative distributions on the Partnership's Senior Preferred Units, Series B Convertible Preferred Units and Series C Preferred Units outstanding September 30, 1998 are $6,038, $16,635, and $5,149, respectively. These distributions are payable quarterly, in arrears.

The Partnership anticipates that cash flow from (i) certain line of credit facilities, (ii) operations, (iii) new borrowings, (iv) refinancings of certain existing debt, (v) the potential sale of a joint venture interest in certain factory outlet centers, and (vi) contributions from the General Partner will be sufficient to satisfy its debt service obligations, expected distribution requirements and operating cash needs for the next year. There can be no assurance that the Partnership will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Partnership has experienced in prior periods.

Economic Conditions

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Partnership to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Partnership's exposure to increased costs and operating expenses resulting from inflation. At September 30, 1998, the Partnership maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Unit Distributions").

The Partnership intends to reduce operating and leasing risks by managing its existing portfolio of properties with the goal of improving its tenant mix, rental rates and lease terms and attracting high fashion, upscale manufacturers and national brand-name manufacturers as merchants.

Year 2000

Recognizing the need to ensure that the Partnership's operations will not be adversely impacted by Year 2000 software failures, management has assessed the potential impact of the Year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. Based on this assessment, management believes that the Partnership's primary computerized information systems are Year 2000 compliant. Additionally, the Partnership is in the process of querying its significant vendors and tenants about their Year 2000 compliance status. To date, the Partnership is not aware of any vendors or tenants with a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that its vendors or tenants will be Year 2000 ready. The inability of these vendors or tenants to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership. The effect of non-compliance by significant vendors and tenants is not determinable. However, the Partnership will continue to monitor the Year 2000 status of its significant vendors and tenants.

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

TABLE 6 provides a reconciliation of income before allocation to minority interests to FFO for the three and nine months ended September 30, 1998 and 1997. FFO increased $16,575, or 145.6%, to $27,962 for the three months ended September 30, 1998 from $11,387 for the three months ended September 30, 1997. FFO increased $28,766, or 87.6%, to $61,596 for the nine months ended September 30, 1998 from $32,830 for the nine months ended September 30, 1997. These increases are primarily attributable to the Portfolio Expansion and the Horizon Merger.

TABLE 6 - Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                Nine months ended
                                                            September 30                    September 30
                                                     -------------------------        --------------------------
                                                     1998                 1997        1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Income before allocation to minority
  interests                                           $11,332         $  4,374        $11,710            $12,055
FFO adjustments:
Loss on sale of real estate                                 -                -         15,461                  -
Real estate depreciation and amortization              16,327            6,553         33,820             19,289
Unconsolidated joint venture adjustments                  303              460            605              1,486
                                                      -------         --------        -------            -------
FFO before allocation to minority interests           $27,962         $ 11,387        $61,596            $32,830
                                                      =======         ========        =======            =======

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

In the Partnership's previously filed Form 10-Q for the quarter ended March 31, 1998, it reported that on December 10, 1997 in the Circuit Court for Muskegon County, Michigan (the "Court"), a shareholder of Horizon filed a purported class action lawsuit against Horizon, the Partnership, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Partnership and that the consideration to be paid to Horizon's shareholders in connection with the merger was unfair and inadequate.

On September 8, 1998, a hearing was held before Judge James M. Graves of the Court. At the hearing, the defendants, including the Partnership, continued to deny any wrongdoing and liability. The Court approved the settlement set forth in the Stipulation of Settlement (the "Stipulation") previously executed by the parties to the lawsuit on July 21, 1998 and found that the settlement was, in all respects, fair, reasonable, and adequate, and dismissed with prejudice the litigation against the defendants. The settlement required that the Partnership pay legal expenses of $325.

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

                  None

Item 6.           Exhibits or Reports on Form 8-K

     (a)      The following exhibits are included in this Form 10-Q:

              Exhibit 12.1 - Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends

              Exhibit 27.1 - Financial Data Schedule (EDGAR filing only)

     (b)      Reports on Form 8-K:
              On August 27, 1998, the Partnership filed a Current Report on Form 8-K/A, dated June 15, 1998, reporting (i) the merger an other transactions (collectively, the "Transactions") as set forth in the agreement and plan of merger between the General Partner and Horizon Group, L.P. was consummated on June 15, 1998 and (ii) the General Partner completed a $292.0 million debt financing with Nomura Asset Capital Corporation in connection with the Transactions. Unaudited pro forma consolidated financial statements of the Partnership and unaudited statements of revenue and certain expense of (i) the Prime Transferred Properties and
             (ii)Horizon Group Properties, L.P. were included.

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



                                                       BY: PRIME RETAIL, L.P.
                                                           Registrant

                                                       BY: PRIME RETAIL, INC.
                                                           its general partner

Date: November 12, 1998                                 /s/ Abraham Rosenthal
      -----------------                                 -----------------------
                                                        Abraham Rosenthal
                                                        Chief Executive Officer



Date: November 12, 1998                                /s/ Robert P. Mulreaney
      -----------------                                 -----------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer